Form 10QSB
period 1999-11-30
OSK CAPITAL I CORP
filed 2000-01-14
CIK 1092391

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended November 30, 1999.

 ....Transition report under section 13 or 15(d) of the Securities
Exchange Act of 1934 [No Fee Required] for the transition period from _________ to _________.

Commission File No:   __000-27109__

                            OSK Capital I, Corp.
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

 Yes __X__  No _____

At 1/06/00 the following shares were outstanding: Common Stock, $0.001 par value, 3,206,000 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes _____     No __X__

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The unaudited financial statements of registrant for the three months ended November 30, 1999, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                            OSK Capital I, Corp.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                       Quarter Ended November 30, 1999
                               (Unaudited)

                             CONTENTS


     Accountants' report                                  1
     Balance Sheet                                        2
     Statements of Operations                             3
     Statements of Cash Flows                             4
     Notes to Financial Statements                        5

The Board of Directors and Stockholders of
OSK Capital I, Corp.

The accompanying balance sheet of OSK Capital I, Corp. (a development stage company) as of November 30, 1999, and the related statements of operations and cash flows for the period then ended were not audited by us and accordingly we do not express an opinion on them.


Denver, Colorado
January 6, 1999


                                              COMISKEY & COMPANY
                                              PROFESSIONAL CORPORATION

                               OSK Capital I, Corp.
                         (A Development Stage Company)
                                BALANCE SHEET
                               November 30, 1999
                                 (Unaudited)


ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $     543
                                                     ---------

     Total current assets                                  543
                                                     ---------

     TOTAL ASSETS                                    $     543
                                                     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                  $       -
                                                     ---------

     Total current liabilities                               -
                                                     ---------
STOCKHOLDERS' EQUITY
   Common stock, $0.001 par value;
     25,000,000 shares authorized;
     3,206,000 shares issued and
     outstanding                                         3,206
   Additional paid-in capital                           60,914
   Deficit accumulated during the
     development stage                                 (63,577)
                                                     ---------
                                                           543
                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                        $     543
                                                     =========

The accompanying notes are an integral part of the financial statements.
                                   2

                                  OSK Capital I, Corp.
                              (A Development Stage Company)
                                STATEMENTS OF OPERATIONS
                                      (Unaudited)


                           For the period
                           from inception      For the three  For the six
                           (February 26,       months ended   months ended
                           1999) to            November 30,   November 30,
                           November 30, 1999   1999           1999
                           ---------------     -------------  -------------

REVENUES                    $            -     $           -  $           -
                            --------------     -------------  -------------

EXPENSES
  Selling, general and
   administrative                   63,577             1,462          2,712
                           ---------------     -------------   ------------

      Total expense                 63,577             1,462          2,712
                           ---------------     -------------   ------------

NET LOSS                           (63,577)           (1,462)        (2,712)

Accumulated deficit
  Balance, beginning of period           -           (62,115)       (60,865)
                           ---------------      -------------  ------------

  Balance, end of period   $       (63,577)    $     (63,577)  $    (63,577)
                           ===============     =============   ============
NET LOSS PER SHARE         $         (0.02)    $        (NIL)  $       (NIL)
                           ===============     =============   ============

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING          3,206,000         3,206,000      3,206,000
                           ===============     =============   ============

The accompanying notes are an integral part of the financial statements.
                                  3

                                    OSK Capital I, Corp.
                               (A Development Stage Company)
                                 STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                        For the period
                                        from inception
                                        (February 26,         For the six
                                        1999) to              months ended
                                        November 30,          November 30,
                                        1999                  1999
                                        --------------        -------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                              $      (63,577)       $      (2,712)
  Adjustments to reconcile
     net loss to net cash used
     by operating activities:
    Stock issued for services                   60,325                    -
                                        --------------        -------------

  Net cash used by
   operating activities                         (3,252)              (2,712)

CASH FLOWS FROM
    INVESTING ACTIVITIES                             -                    -

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Issuance of common stock                       3,795                   40
  Decrease in stock subscription
   receivable                                        -                   25
  Decrease in stock subscribed                       -                  (40)
                                       ---------------       --------------

  Net cash provided by
   financing activities                          3,795                   25
                                       ---------------       --------------

  Net increase (decrease) in
   cash and cash equivalents                       543               (2,687)

CASH AND CASH EQUIVALENTS,
  Beginning of period                                -                3,230
                                       ---------------       --------------

CASH AND CASH EQUIVALENTS,
 End of period                         $           543       $          543
                                       ===============       ==============

The accompanying notes are an integral part of the financial statements.
                                 4

                               OSK Capital I, Corp.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 November 30, 1999
                                   (Unaudited)


1.  Management's Representation of Interim Financial Information
    ------------------------------------------------------------

The accompanying financial statements have been prepared by OSK Capital
I, Corp. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at May 31, 1999.

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATIONS.

Liquidity and Capital Resources

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet for the period ending November 30, 1999, reflects a current asset value of $543 and a total asset value of $543, exclusively in the form of cash.

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

Results of Operations

        During the period from February 26, 1999 (inception) through November 30, 1999, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

        For the quarter and initial period ended November 30, 1999, the Company experienced losses of $1,462 and $63,577 respectively. Of this $60,325 of services were settled for shares of stock in the Company.

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

       There have been no reports on Form 8-K for the quarter ending November 30, 1999.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OSK Capital I, CORP.
(Registrant)

Date: January 6, 1999

/s/
Frank Kramer, President